Form 10-K
period 2012-12-31
Huntington Auto Trust 2012-1
filed 2013-03-18
CIK 1543397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                      .

Commission File Number of issuing entity: 333-179209-01

Huntington Auto Trust 2012-1

(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-179209

Huntington Funding, LLC

(Exact name of depositor as specified in its charter)

The Huntington National Bank

(Exact name of sponsor as specified in its charter)

Delaware	45-6736173
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

41 S. High Street, Columbus, Ohio	43287
(Address of principal executive offices of the issuing entity)	(Zip Code)

(614) 480-8300

(Depositor’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Not applicable to this registrant.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

Registrant does not have any voting stock.

Documents Incorporated By Reference. None.

Huntington Auto Trust 2012-1

INDEX

Part I.

Item 1. Business *

Item 1A. Risk Factors *

Item 1B. Unresolved Staff Comments	3

Item 2. Properties *

Item 3. Legal Proceedings *

Item 4. Mine Safety Disclosures	3

Part II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities *

Item 6. Selected Financial Data *

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations *

Item 7A. Quantitative and Qualitative Disclosures About Market Risk *

Item 8. Financial Statements and Supplementary Data *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure *

Item 9A. Controls and Procedures *

Item 9B. Other Information	4

Part III.

Item 10. Directors, Executive Officers and Corporate Governance *

Item 11. Executive Compensation *

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters *

Item 13. Certain Relationships and Related Transactions, and Director Independence *

Item 14. Principal Accountant Fees and Services *

Part IV.

Item 15. Exhibits and Financial Statement Schedules	5

*	Item is omitted in accordance with General Instructions J to Form 10-K.

Part I

Item 1B. Unresolved Staff Comments

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

There are no significant obligors with respect to the pool assets held by Huntington Auto Trust 2012-1 (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment of the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Issuing Entity.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cash flows from the Issuing Entity.

Item 1117 of Regulation AB. Legal Proceedings.

There are no current legal proceedings pending, or to the best knowledge of management of such entity, threatened, against the Issuing Entity, the sponsor, the servicer or the depositor that, if determined adversely to such party, would be expected to have a material adverse effect on the performance of the Notes.

Each of the Owner Trustee and the Indenture Trustee has represented to the depositor that there are no pending legal proceedings against it or proceedings known to be contemplated by governmental authorities against it that would be material to the investors in the Notes.

Part II

Item 9B. Other Information

Not applicable.

Part III

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. The information has been provided previously in a Prospectus, dated February 27, 2012, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933 on March 2, 2012.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of The Huntington National Bank and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. As such, each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2012, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

The Indenture Trustee Report on Assessment assessed compliance with the Applicable Servicing Criteria for the calendar year 2012 as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Based on this assessment for the respective period, Deutsche Bank Trust Company Americas has complied in all material respects with the applicable servicing criteria.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Huntington National Bank has been identified as the servicer during the reporting period with respect to the pool assets held by the Issuing Entity. The Huntington National Bank has provided a statement of compliance with the applicable servicing activities (the Compliance Statement), signed by an authorized officer, and such Compliance Statement is attached as an exhibit to this Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules

See Exhibit Index listed below.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Auto Trust 2012-1
(Issuing Entity)

By: The Huntington National Bank

(Servicer, not in its individual capacity but solely as Servicer on behalf of the Issuing Entity)

By:	/s/ Kim Taylor
Name:	Kim Taylor
Title:	Senior Vice President

Date: March 18, 2013

EXHIBIT INDEX

Exhibits for Huntington Auto Trust 2012-1

1.1	Underwriting Agreement dated as of March 1, 2012, by and among Huntington Funding, LLC, The Huntington National Bank, The Huntington Investment Company, as an underwriter, and Credit Suisse Securities (USA) LLC, as representative of the several other underwriters named therein.	**

3.1	Limited Liability Company Agreement of Huntington Funding, LLC dated as of February 24, 2009.	*

4.1	Indenture dated as of January 31, 2012, between Huntington Auto Trust 2012-1 and Deutsche Bank Trust Company Americas, as Indenture Trustee.	**

4.2	Amended and Restated Trust Agreement between Huntington Funding, LLC and Wilmington Trust, National Association as Owner Trustee.	**

4.3	Asset Purchase Agreement between The Huntington National Bank, as Loan Seller, and Huntington Funding LLC, as Purchaser.	**

31.1	Certification of Senior Officer in charge of the servicing function pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith

33.1	Management’s Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria	Filed herewith

33.2	Indenture Trustee’s Assertion of Compliance	Filed herewith

34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP on behalf of The Huntington National Bank).	Filed herewith

34.2	Report of Independent Registered Public Accounting Firm (KPMG on behalf of Indenture Trustee).	Filed herewith

35.1	Annual Servicer’s Compliance Certificate	Filed herewith

99.1	Administration Agreement among Huntington Auto Trust 2012-1, as Issuing Entity, The Huntington National Bank, a national banking association, as Administrator, Wilmington Trust, National Association, as Owner Trustee and Deutsche Bank Trust Company Americas, a New York banking corporation, not in its individual capacity but solely as Indenture Trustee.	**

99.2	Sale and Servicing Agreement among Huntington Auto Trust 2012-1, as Issuing Entity, Huntington Funding, LLC, as Depositor, The Huntington National Bank, as Loan Seller, Servicer, Administrator, Calculation Agent and Custodian and Deutsche Bank Trust Company Americas, as Indenture Trustee.	**

*	Incorporated by reference to the corresponding Exhibit to Huntington Funding LLC’s Form S-3 Registration Statement filed on January 27, 2012 (File No. 333-179209).
**	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on March 8, 2012 (File No. 333-179209-01).